Form 10-K
period 1997-12-31
BOATMENS AUTO TRUST 1996-A
filed 1998-03-30
CIK 1036502

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ______________________

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES  EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                         Commission file number 33-95450

                           Boatmen's Auto Trust 1996-A
                           ---------------------------
             (Exact name of registrant as specified in its charter)

United States of America                     Applied for
--------------------------------------------------------
(State or other jurisdiction                 (IRS Employer
of incorporation or organization)            Identification No.)

Transamerica Square, 401 N. Tryon Street, Charlotte, North Carolina      28255
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code             (704) 386-5000

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

PART I
------

Item 1.   Business
          --------
          Not applicable.

Item 2.   Properties
          ----------
          Boatmen's Auto Trust 1996-A (the "Trust") was established pursuant to a Trust Agreement dated as of July 1, 1996 among the Boatmen's National Bank of St. Louis, a national banking corporation (the "Servicer"), BNB Auto, Inc., a Delaware corporation and wholly-owned subsidiary of the Servicer, and The Bank of New York (Delaware), a Delaware banking corporation, as owner trustee. Pursuant to a Sales and Servicing Agreement dated as of July 1, 1996 with the Servicer (the "Sales and Servicing Agreement"), on July 17, 1996 the Servicer sold to the Trust, and agreed to service on behalf of the Trust, a pool of motor vehicle retail installment sale contracts and simple interest loan note and security agreements. The Trust is also party to an Indenture dated as of July 1, 1996 between the Trust and The Chase Manhattan Bank (USA), a New York banking corporation, as indenture trustee (the "Indenture
Trustee") related to the notes described below. Also on July 17, 1996, the Issuer issued asset backed notes and asset backed certificates consisting of $82,654,904 of Class A-1 5.7525% Asset Backed Notes; $120,000,000 of Class A-2
6.35% Asset Backed Notes; $76,343,707 of Class A-3 6.75% Asset Backed Notes (said notes are collectively referred to herein as the "Notes"); and $11,624,943 of 7.05% Asset Backed Certificates (the "Certificates").

          Subsequent to the purchase of Boatmen's Bancshares, Inc. by NationsBank Corporation on January 7, 1997, The Boatmen's National Bank of St. Louis was merged into NationsBank, N.A. and NationsBank, N.A. became Servicer of the loans.

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

          Selected information regarding the Receivables, including the number and aggregate principal amount of delinquent Receivables, and information relating to the delinquency rates and net losses on the Receivables at and for the period ending December 31, 1997, is set forth in Tables 1 and 2 below:

          Table 1.  Selected Information Related to the Receivables.

          Original Pool Balance as of July 1, 1996............... $290,623,554
          Pool Balance Factor as of  July 1, 1996.........................1.00
          Pool Balance as of December 31, 1997................... $128,938,752
          Pool Balance Factor as of December 31, 1997.................... 0.44
          Net Losses for the year ending December 31, 1997..........$2,421,177

     Table 2. Delinquency Experience of Receivables as of December 31, 1997.



                             Dollar Amount       As % of          No. of Units
                                                 Receivables

Outstandings
                             $128,938,752          100%             15,911
Delinquencies 30-59 days       $4,162,018         3.23%                456
Delinquencies 60-89 days       $1,017,936          .79%                114
Delinquencies 90 days or more  $668,996            .52%                 72




Item 3.   Legal Proceedings
          -----------------
          There are no material pending legal proceedings with respect to the Trust, involving the Trust, the Indenture Trustee and the Owner Trustee (collectively, the "Trustees"), or the Servicer, other than ordinary routine litigation incidental to the Trust assets or the Trustees' or the Servicer's duties under the applicable Sales and Servicing Agreement.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          None.

PART II
-------

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          -----------------------------------------------------------------
          Matters
          -------
         (a) Market Information. There is no established public trading market for the Notes or the Certificates.

         (b) Holders. Since each of the Notes and Certificates was issued in book entry form only, there is only one holder of record of
              each Series of Notes and Certificates.  See Item 12   below.

         (c)  Dividends.  Not applicable.

Item 6.   Selected Financial Data
          -----------------------
              Not applicable.

Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------
              Not applicable.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------
              Not applicable.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------
              None.

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

PART IV
-------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

         (a)  1. Not applicable.
              2. Not applicable.
              3. Exhibits:
              99.1  Annual Independent Certified Public Accountants' Report
              99.2  Annual Statement as to Compliance

        (b)  Reports on Form 8-K.
             As Servicer and on behalf of the Boatmen's Auto Trust 1996-A, The Boatmen's National Bank of St. Louis and NationsBank, N.A., as successor, filed a Current Report on Form 8-K pursuant to Items 5 and 7 for the following monthly distribution dates during 1997, including the Servicer's Certificate for each due period provided to the Indenture Trustee and the Owner Trustee.

                          Dates of Reports on Form 8-K
                          ----------------------------
                                January 15, 1997
                                February 18, 1997
                                 March 17, 1997
                                 April 15, 1997
                                  May 15, 1997
                                  June 16, 1997
                                  July 15, 1997
                                 August 15, 1997
                               September 15, 1997
                                October 15, 1997
                                November 17, 1997
                                December 15, 1997


     (c) The exhibits filed as part of this report are listed in the Index to Exhibits on page 7.

     (d)  Not applicable.

                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Boatmen's Auto Trust 1996-A

                            By: /s/     Leslie J. Fitzpatrick
                                -----------------------------
                                        Leslie J. Fitzpatrick
                                        Senior Vice President
                                        NationsBank, N.A.
                                       (Duly Authorized Officer)


                                       Date: March 30, 1998