Form 10-K
period 1998-12-31
BOATMENS AUTO TRUST 1996-A
filed 1999-03-31
CIK 1036502

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ______________________

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES  EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                         Commission file number 33-95450
                                                --------

                           Boatmen's Auto Trust 1996-A
                           ---------------------------
             (Exact name of registrant as specified in its charter)

United  States  of  America                        43-6752540
---------------------------                        ------------
(State  or  other  jurisdiction                    (IRS  Employer
of  incorporation  or  organization)               Identification  No.)

Interstate Tower, 121 W. Trade Street,  Charlotte,  North  Carolina  28255
--------------------------------------------------------------------------
(Address  of  principal  executive  offices)                   (Zip  Code)

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

PART  I
-------

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

     Selected information regarding the Receivables, including the number and aggregate principal amount of delinquent Receivables, and information relating to the delinquency rates and net losses on the Receivables at and for the period ending December 31, 1998, is set forth in Tables 1 and 2 below:

     Table  1.  Selected  Information  Related  to  the  Receivables.

     Original  Pool  Balance  as  of  July  1,  1996            $290,623,554
     Pool  Balance  Factor  as  of  July  1,  1996                      1.00
     Pool  Balance  as  of  December  31,  1998                  $59,407,601
     Pool  Balance  Factor  as  of  December  31, 1998                  0.20
     Net  Losses  for  the  year  ending  December  31,  1998     $1,712,880

     Table  2.  Delinquency  Experience  of Receivables as of December 31, 1998.



                              Dollar Amount   As % of Receivables   No. of Units

   Outstandings                 $59,407,601          100%              10,250

   Delinquencies 30-59 days      $2,770,340         4.66%                 398
   Delinquencies 60-89 days        $677,388         1.14%                  97
   Delinquencies 90 days or more   $666,037         1.12%                  81




Item  3.     Legal  Proceedings
             ------------------
     There are no material pending legal proceedings with respect to the Trust, involving the Trust, the Indenture Trustee and the Owner Trustee (collectively, the "Trustees"), or the Servicer, other than ordinary routine litigation incidental to the Trust assets or the Trustees' or the Servicer's duties under the applicable Sales and Servicing Agreement.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders
             -----------------------------------------------------------
             None.

PART  II
--------

Item  5.     Market  for  the Registrant's Common Equity and Related Stockholder
             -------------------------------------------------------------------
             Matters
             -----
     (a) Market Information. There is no established public trading market for the Notes or the Certificates.

     (b) Holders. Since each of the Notes and Certificates was issued in book entry form only, there is only one holder of record of each Series of Notes and Certificates. See Item 12 below.

     (c)     Dividends.  Not  applicable.

Item  6.     Selected  Financial  Data
             -------------------------
                    Not  applicable.

Item  7.     Management's  Discussion  and  Analysis  of Financial Condition and
             -------------------------------------------------------------------
             Results  of  Operations
             -------------------
                    Not  applicable.

Item  8.     Financial  Statements  and  Supplementary  Data
             -----------------------------------------------
                    Not  applicable.

Item  9.     Changes  in  and  Disagreements  with Accountants on Accounting and
             -------------------------------------------------------------------
             Financial  Disclosure
             -----------------
                    None.

PART  III
---------

Item  10.  Directors  and  Executive  Officers  of  the  Registrant
           --------------------------------------------------------
                    Not  applicable.

Item  11.  Executive  Compensation
           -----------------------
                    Not  applicable.

Item  12.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management
           ---------------------------------------------------------------------
     The Notes are represented by one or more notes registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"). An investor holding an interest in the Trust is not entitled to receive a note representing such interest except in limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold notes for their own accounts or for the accounts of their customers. The address of Cede & Co. is:
                    Cede & Co.
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
                    New  York,  New  York  10286
                    Attention:  Asset  Backed  Finance  Unit

Item  13.  Certain  Relationships  and  Related  Transactions
           --------------------------------------------------
     There has not been, and there is not currently proposed, any transaction or series of transactions to which either the Trust or the Servicer is a party with any Noteholder or Certificateholder or any member of the immediate family of any such Noteholder or Certificateholder who, to the knowledge of the Servicer, owns of record or beneficially more than five percent of the Notes or Certificates.

PART  IV
--------

Item  14.  Exhibits,  Financial  Statement  Schedules,  and  Reports on Form 8-K
           ---------------------------------------------------------------------

     (a)  1.     Not  applicable.
          2.     Not  applicable.
          3.     Exhibits:
                 99.1  Annual  Independent Certified Public Accountants' Report
                 99.2  Annual  Statement as to Compliance

     (b)     Reports  on  Form  8-K.
          As Servicer and on behalf of the Boatmen's Auto Trust 1996-A, The Boatmen's National Bank of St. Louis and NationsBank, N.A., as successor, filed a Current Report on Form 8-K pursuant to Items 5 and 7 for the following monthly distribution dates during 1998, including the Servicer's Certificate for each due period provided to the Indenture Trustee and the Owner Trustee.

                          Dates of Reports on Form 8-K
                          ----------------------------
                                January 15, 1998
                                February 17, 1998
                                 March 16, 1998
                                 April 15, 1998
                                  May 15, 1998
                                  June 15, 1998
                                  July 15, 1998
                                 August 17, 1998
                               September 15, 1998
                                October 15, 1998
                                November 16, 1998
                                December 15, 1998



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


                    Boatmen's  Auto  Trust  1996-A

                     By:  /s/ SUZANNE  CASTLEBERRY
                           -----------------------

                              Suzanne  Castleberry
                              Vice  President
                              NationsBank,  N.A.
                              (Duly  Authorized  Officer)


                              Date:  March  31,  1999