Form 10-K
period 1999-12-31
BOATMENS AUTO TRUST 1996-A
filed 2000-03-30
CIK 1036502

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ______________________

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES  EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                         Commission file number 33-95450
                                                --------

                           Boatmen's Auto Trust 1996-A
                           ---------------------------
             (Exact name of registrant as specified in its charter)

United  States  of  America                             43-6752540
---------------------------                             ----------
(State  or  other  jurisdiction                         (IRS  Employer
of  incorporation  or  organization)                    Identification  No.)

Interstate  Tower,  121  West Trade Street, 14th Floor Charlotte, North Carolina
--------------------------------------------------------------------------------
28255-0001
----------
(Address  of  principal  executive  offices)
(Zip  Code)

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

     Subsequent  to  the  purchase  of Boatmen's Bancshares, Inc. by NationsBank
Corporation on January 7, 1997, The Boatmen's National Bank of St. Louis was merged into NationsBank, N.A. and NationsBank, N.A. became Servicer of the loans. Effective July 5, 1999, the Servicer, NationsBank N.A. changed its name to Bank of America, N.A. Effective July 23, 1999, Bank of America, N.A. merged with and into Bank of America National Trust and Savings Association. The resulting entity then chaged its name to Bank of America, N.A.


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

     Selected information regarding the Receivables, including the number and aggregate principal amount of delinquent Receivables, and information relating to the delinquency rates and net losses on the Receivables at and for the period ending December 31, 1999, is set forth in Tables 1 and 2 below:

     Table  1.  Selected  Information  Related  to  the  Receivables.

     Original  Pool  Balance  as  of  July  1,  1996         $290,623,554
     Pool  Balance  Factor  as  of  July  1,  1996                     1.00
     Pool  Balance  as  of  December  31, 1999                $19,209,159
     Pool  Balance  Factor  as  of  December  31, 1999                0.066
     Net  Losses  for  the  year  ending  December  31, 1999     $486,533

     Table  2.  Delinquency  Experience  of Receivables as of December 31, 1999.



                              DOLLAR AMOUNT  AS % OF RECEIVABLES   NO. OF UNITS

 OUTSTANDINGS                   $19,209,159          100%              5,498

 Delinquencies 30-59 days        $1,365,792         7.11%                301
 Delinquencies 60-89 days          $326,869         1.70%                 76
 Delinquencies 90 days or more     $250,143         1.30%                 57




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

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders
             -----------------------------------------------------------
             None.

PART  II
--------

Item  5.     Market  for  the Registrant's Common Equity and Related Stockholder
             -------------------------------------------------------------------
             Matters
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

             (c)     Dividends.  Not  applicable.

Item  6.     Selected  Financial  Data
             -------------------------
                     Not  applicable.

Item  7.     Management's  Discussion  and  Analysis  of Financial Condition and
             -------------------------------------------------------------------
             Results  of  Operations
             -----------------------
                     Not  applicable.

Item  8.     Financial  Statements  and  Supplementary  Data
             -----------------------------------------------
                     Not  applicable.

Item  9.     Changes  in  and  Disagreements  with Accountants on Accounting and
             -------------------------------------------------------------------
             Financial  Disclosure
             ---------------------
                     None.

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

           The Certificates are issued in book entry form.The Bank of New York, is the sole holder of record of the Certificates, which it holds on behalf of brokers, dealers, banks and other participants. Such participants may hold Certificates for their own accounts or for the accounts of their customers. The address of The Bank of New York is:
                                 The  Bank  of  New  York
                                 101  Barclay  Street
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

           (b)     Reports  on  Form  8-K.
                   As Servicer and on behalf of the Boatmen's Auto Trust 1996-A, The Boatmen's National Bank of St. Louis and Bank of America, N.A., as successor, filed a Current Report on Form 8-K pursuant to Items 5 and 7 for the following monthly distribution dates during 1999, including the Servicer's Certificate for each due period provided to the Indenture Trustee and the Owner Trustee.

------
Dates  of  Reports  on  Form  8-K
---------------------------------
                                January 15, 1999
                                February 15, 1999
                                 March 15, 1999
                                 April 15, 1999
                                  May 17, 1999
                                 June 15, 1999
                                  July 15, 1999
                                 August 16, 1999
                               September 15, 1999
                                October 15, 1999
                                November 15, 1999
                                December 15, 1999



              (c) The exhibits filed as part of this report are listed in the Index to Exhibits on page 7.

              (d)     Not  applicable.

SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    Boatmen's  Auto  Trust  1996-A

                    By:  /s/ Jill  Stewart
                          ----------------
                             Jill  Stewart
                    Senior  Vice  President
                    Bank  of  America,  N.A.
                    (Duly  Authorized  Officer)


                     Date:  March  31,  2000